Form 10-K405
period 1995-12-31
JCP RECEIVABLES INC
filed 1996-03-28
CIK 833210

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995    Commission file number: 0-17270

                         JCP MASTER CREDIT CARD TRUST
                         ----------------------------
                         (Issuer of the Certificates)

                              JCP RECEIVABLES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                75-2231415
        ------------------------                 ------------------------
        (State of incorporation)                 (I.R.S. Employer ID No.)

5001 Spring Valley Rd., Dallas, Texas                     75244
-------------------------------------                   ----------
(Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code:     214-960-4611
                                                        ------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                             Title of each Class
                             -------------------

               8.95% Asset Backed Certificates, Series B
               9.625% Asset Backed Certificates, Series C

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes   X     No
                         ---       ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant has no voting stock held by non-affiliates.

                  DOCUMENTS INCORPORATED BY REFERENCE:  None
                  -----------------------------------

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


                                    PART I

1.   Business.
     --------
     Not applicable.

2.   Properties.
     ----------
     Not applicable.

3.   Legal Proceedings.
     -----------------
     None.

4.   Submission of Matters to a Vote of Security Holders.
     ---------------------------------------------------
     None.

                                   PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters.
     ---------------------------------------------------------------------
     There is currently no established public trading market for the 8.95% Asset Backed Certificates - Series B or the 9.625% Asset
     Backed Certificates - Series C (together, the "Certificates"), issued by JCP Master Credit Card Trust ("Trust"). As of the date hereof, there was one Certificateholder of record for each of Series B and Series C. As of December 31, 1995, J. C. Penney
     Company, Inc. ("JCPenney"), which indirectly wholly owns JCP
     Receivables, Inc. ("JCPR"), had purchased in the open market
     $430,690,000 of the Certificates. In addition, JCPR holds the Exchangeable Certificate issued by the Trust and evidencing the interest in the Trust not represented by the Certificates. As of March 1, 1996, the Exchangeable Certificate represented principal receivables aggregating $891,914,952 or 54.98% of the principal receivables held by the Trust.

6.   Selected Financial Data.
     -----------------------
     Not applicable.

7.   Management's Discussion and Analysis of Financial Condition and
     ---------------------------------------------------------------
     Results of Operations.
     ---------------------
     Not applicable.


8.   Financial Statements and Supplementary Data.
     -------------------------------------------
     Not applicable.

9.   Changes in and Disagreements with Accountants on Accounting and
     ---------------------------------------------------------------
     Financial Disclosure.
     --------------------
     None.


                                   PART III

10.  Directors and Executive Officers of the Registrant.
     --------------------------------------------------
     Not applicable.

11.  Executive Compensation.
     ----------------------
     Not applicable.

12.  Security Ownership of Certain Beneficial Owners and Management.
     --------------------------------------------------------------
     (a)  Security ownership of certain beneficial owners.
          -----------------------------------------------
          The registrant has no knowledge as to beneficial ownership of more than 5% of its voting securities held by non-affiliates.

     (b)  Security ownership of management.
          --------------------------------
          Not applicable.

     (c)  Changes in control.
          ------------------
          Not applicable.

13.  Certain Relationships and Related Transactions.
     ----------------------------------------------
     None, except that information concerning the compensation paid to JCPR and JCPenney by the Trust is contained in Exhibits
     99.1(a) and 99.1(b) hereto, which is incorporated herein by reference.


                                   PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
     ----------------------------------------------------------------
     (a)  The following documents are filed as part of this Report:

          3.   Exhibits:
               --------
               24   Power of Attorney


               99.1 (a) Annual Certificateholders' Statement for the year ended December 31, 1995 - Series B.

               99.1 (b) Annual Certificateholders' Statement for the year ended December 31, 1995 - Series C.

               99.2 Examination Report of Independent Certified Public Accountants on the Monthly Servicer's Certificates. The Monthly Servicer's Certificates referred to therein are not attached to the Examination Report but will be made available upon request.

     (b)  Reports on Form 8-K filed with respect to fiscal 1995.
          -----------------------------------------------------
          Form 8-K dated February 15, 1995.

          Form 8-K dated March 15, 1995.

          Form 8-K dated April 17, 1995.

          Form 8-K dated May 15, 1995.

          Form 8-K dated June 15, 1995.

          Form 8-K dated July 17, 1995.

          Form 8-K dated August 15, 1995.

          Form 8-K dated September 15, 1995.

          Form 8-K dated October 16, 1995.

          Form 8-K dated November 15, 1995.

          Form 8-K dated December 15, 1995.

          Form 8-K dated January 16, 1996.

          In each of such filings, Monthly Certificateholders'
          Statements for Series B and C were reported.


                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      JCP RECEIVABLES, INC., on behalf of
                                      JCP Master Credit Card Trust,




Dated:  March 27, 1996                By:  /s/ Catherine A. Walther
                                           ------------------------
                                               Catherine A. Walther
                                               President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                       Title                             Date
---------                       -----                             ----
/s/ C. A. Walther
-------------------
C. A. Walther            President (Principal Executive        March 27, 1996
                         and Financial Officer);
                         Director

T. J. Zapletal*
-------------------
T. J. Zapletal           Secretary/Treasurer                   March 27, 1996
                         (Principal Accounting
                         Officer)

R. S. Funk*
-------------------
R. S. Funk               Director                              March 27, 1996


J. J. Occhiogrosso*
-------------------
J. J. Occhiogrosso       Chairman of the Board;
                         Director                              March 27, 1996


M. S. Rich*
-------------------
M. S. Rich               Director                              March 27, 1996


S. A. Saggese*
-------------------
S. A. Saggese            Director                              March 27, 1996


G. R. Wiemers*
-------------------
G. R. Wiemers            Director                              March 27, 1996




*By /s/ C. A. Walther
    -----------------
        C. A. Walther
        Attorney-in-Fact


                                EXHIBIT INDEX


Exhibit
  No.                   Exhibit
-------                 -------

24               Power of Attorney



99.1(a) Annual Certificateholders' Statement for the year ended December 31, 1995 - Series B


99.1(b) Annual Certificateholders' Statement for the year ended December 31, 1995 - Series C


99.2             Examination Report of Independent Certified
                 Public Accountants on the Monthly Servicer's
                 Certificates

