Form 10-K405
period 1996-12-31
JCP RECEIVABLES INC
filed 1997-03-28
CIK 833210

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1996 Commission file number: 0-17270

                         JCP MASTER CREDIT CARD TRUST
                         ----------------------------
                         (Issuer of the Certificates)

                             JCP RECEIVABLES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                     Delaware                       75-2231415
           ------------------------------    ------------------------
              (State of incorporation)       (I.R.S. Employer ID No.)

5001 Spring Valley Rd., Dallas, Texas                 75244
--------------------------------------          ----------------
(Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code: 972-960-4611
                                                    ------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                              Title of each Class
                              -------------------

                   8.95% Asset Backed Certificates, Series B
                   9.625% Asset Backed Certificates, Series C

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes   X     No
                                                   -----      -----

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

                                    PART I

1.  Business.
    ---------

    Not applicable.

2.  Properties.
    -----------

    Not applicable.

3.  Legal Proceedings.
    ------------------

    None.

4.  Submission of Matters to a Vote of Security Holders.
    ----------------------------------------------------

    None.

                                    PART II

5.  Market for Registrant's Common Equity and Related Stockholder Matters.
    ----------------------------------------------------------------------

    There is currently no established public trading market for the 8.95% Asset Backed Certificates - Series B or the 9.625% Asset Backed Certificates - Series C (together, the "Certificates"), issued by JCP Master Credit Card Trust ("Trust"). As of the date hereof, there was one Certificateholder of record for each of Series B and Series C. As of December 31, 1996, J. C. Penney Company, Inc. ("JCPenney"), which indirectly wholly owns JCP Receivables, Inc. ("JCPR"), had purchased in the open market $430,690,000 of the Certificates. In addition, JCPR holds the Exchangeable Certificate issued by the Trust and evidencing the interest in the Trust not represented by the Certificates. As of March 1, 1997, the Exchangeable Certificate represented principal receivables aggregating approximately $1,013,316,314 or 58.12% of the principal receivables held by the Trust.

6.  Selected Financial Data.
    ------------------------

    Not applicable.

7.  Management's Discussion and Analysis of Financial Condition and Results of
    --------------------------------------------------------------------------
    Operations.
    -----------

    Not applicable.

8.  Financial Statements and Supplementary Data.
    --------------------------------------------

    Not applicable.

9.  Changes in and Disagreements with Accountants on Accounting and
    ---------------------------------------------------------------
    Financial Disclosure.
    --------------------

    None.


                                   PART III

10. Directors and Executive Officers of the Registrant.
    ---------------------------------------------------

    Not applicable.

11. Executive Compensation.
    -----------------------

    Not applicable.

12. Security Ownership of Certain Beneficial Owners and Management.
    ---------------------------------------------------------------

    (a) Security ownership of certain beneficial owners.
        ------------------------------------------------

        The registrant has no knowledge as to beneficial ownership of more than 5% of its voting securities held by non-affiliates.

    (b) Security ownership of management.
        ---------------------------------

        Not applicable.

    (c) Changes in control.
        -------------------

        Not applicable.

13. Certain Relationships and Related Transactions.
    -----------------------------------------------

    None, except that information concerning the compensation paid to JCPR and JCPenney by the Trust is contained in Exhibits 99.1(a) and 99.1(b) hereto, which is incorporated herein by reference.


                                    PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
    -----------------------------------------------------------------

    (a) The following documents are filed as part of this Report:

        3.   Exhibits:
             ---------

             24   Power of Attorney

             99.1 (a) Annual Certificateholders' Statement for the year ended December 31, 1996 - Series B.

             99.1 (b) Annual Certificateholders' Statement for the year ended December 31, 1996 - Series C.

             99.2 Examination Report of Independent Certified Public Accountants on the Monthly Servicer's Certificates. The Monthly Servicer's Certificates referred to therein are not attached to the Examination Report but will be made available upon request.

    (b) Reports on Form 8-K filed with respect to fiscal 1996.
        ------------------------------------------------------


        Form 8-K dated February 15, 1996.

        Form 8-K dated March 15, 1996.

        Form 8-K dated April 15, 1996.

        Form 8-K/A dated April 15, 1996.

        Form 8-K dated May 15, 1996.

        Form 8-K/A dated May 15, 1996.

        Form 8-K dated June 17, 1996.

        Form 8-K/A dated June 17, 1996.

        Form 8-K dated July 15, 1996.

        Form 8-K/A dated July 15, 1996.

        Form 8-K dated August 15, 1996.

        Form 8-K dated September 16, 1996.

        Form 8-K dated October 15, 1996.

        Form 8-K dated November 15, 1996.

        Form 8-K dated December 16, 1996.

        Form 8-K dated January 15, 1997.

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

                                JCP RECEIVABLES, INC., on behalf of
                                JCP Master Credit Card Trust,



Dated:  March 28, 1997          By /s/ Catherine A. Walther
                                   --------------------------
                                   Catherine A. Walther
                                   President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                            Title                        Date
---------                            -----                        ----

/s/ C. A. Walther
-------------------
C. A. Walther             President (Principal Executive       March 28, 1997
                          and Financial Officer);
                          Director

T. J. Zapletal*
-------------------
T. J. Zapletal            Secretary/Treasurer                  March 28, 1997
                          (Principal Accounting
                          Officer)

R. S. Funk*
-------------------
R. S. Funk                Director                             March 28, 1997


J. J. Occhiogrosso*
-------------------
J. J. Occhiogrosso        Director
                                                               March 28, 1997


M. S. Rich*
-------------------
M. S. Rich                Chairman of the Board;               March 28, 1997
                          Director

S. A. Saggese*
-------------------
S. A. Saggese             Director                             March 28, 1997



*By /S/ C. A. Walther
   -------------------
    C. A. Walther
    Attorney-in-Fact

                                 EXHIBIT INDEX


Exhibit
   No.               Exhibit
-------              -------


24         Power of Attorney



99.1(a) Annual Certificateholders' Statement for the year ended December 31, 1996 - Series B


99.1(b) Annual Certificateholders' Statement for the year ended December 31, 1996 - Series C


99.2 Examination Report of Independent Certified Public Accountants on the Monthly Servicer's Certificate