Form 10-K405
period 1997-12-31
JCP RECEIVABLES INC
filed 1998-03-25
CIK 833210

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                      FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997 Commission file number: 0-17270

                             JCP MASTER CREDIT CARD TRUST
                             ____________________________
                             (Issuer of the Certificates)

                                  JCP RECEIVABLES, INC.
                ______________________________________________________
                (Exact name of registrant as specified in its charter)

                    Delaware                            75-2231415
         ______________________________        _________________________
          (State of incorporation)              (I.R.S. Employer ID No.)

     6501 Legacy Drive, MS 1318, Plano, Texas                  75024
     ________________________________________              ______________
     (Address of principal executive offices)               (Zip code)

     Registrant's telephone number, including area code: 972-431-2082
                                                         ____________

     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act:

                                 Title of each Class
                                 ___________________

                     8.95% Asset Backed Certificates, Series B
                     9.625% Asset Backed Certificates, Series C

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.      Yes   X     No
                                                             _____      _____

         Indicate by check  mark if disclosure of delinquent  filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The registrant has no voting or non-voting common equity held by non-affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE:  None
                      ___________________________________

          THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                        PART I

     1.   Business.
          _________

          Not applicable.

     2.   Properties.
          ___________

          Not applicable.

     3.   Legal Proceedings.
          __________________

          None.

     4.   Submission of Matters to a Vote of Security Holders.
          ____________________________________________________

          None.

                                       PART II

     5.   Market for Registrant's Common Equity and Related Stockholder Matters.
          ______________________________________________________________________

          There is currently no established public trading market for the 8.95% Asset Backed Certificates - Series B or the 9.625% Asset Backed Certificates - Series C (together, the "Certificates"), issued by JCP Master Credit Card Trust ("Trust"). As of the date hereof, there was one Certificateholder of record for each of Series B and Series C. As of December 31, 1997, J. C. Penney Company, Inc. ("JCPenney"), which indirectly wholly owns JCP Receivables, Inc. ("JCPR"), had purchased in the open market $430,690,000 of the Certificates. In addition, JCPR holds the Exchangeable Certificate issued by the Trust and evidencing the interest in the Trust not represented by the Certificates. As of February 28, 1998, the Exchangeable Certificate represented principal receivables aggregating approximately $1,056,877,877 or 63.59% of the principal receivables held by the Trust.

     6.   Selected Financial Data.
          ________________________

          Not applicable.

     7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ______________________________________________________________________
          Results of Operations.
          ______________________

          Not applicable.

     7A.  Quantitative and Qualitative Disclosures About Market Risk.
          __________________________________________________________

          Not applicable.

     8.   Financial Statements and Supplementary Data.
          ____________________________________________

          Not applicable.

     9.   Changes in and Disagreements with Accountants on Accounting and
          _______________________________________________________________
          Financial Disclosure.
          ____________________

          None.


                                       PART III

     10.  Directors and Executive Officers of the Registrant.
          ___________________________________________________

          Not applicable.

     11.  Executive Compensation.
          _______________________

          Not applicable.

     12.  Security Ownership of Certain Beneficial Owners and Management.
          _______________________________________________________________

          (a)  Security ownership of certain beneficial owners.
               ________________________________________________

               The registrant has no knowledge as to beneficial ownership of more than 5% of its voting securities held by non-affiliates.

          (b)  Security ownership of management.
               _________________________________

               Not applicable.

          (c)  Changes in control.
               ___________________

               Not applicable.

     13.  Certain Relationships and Related Transactions.
          _______________________________________________

          None, except that information concerning the compensation paid to JCPR and JCPenney by the Trust is contained in Exhibits 99.1(a) and 99.1(b) hereto, which is incorporated herein by reference.


                                       PART IV

     14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
          _________________________________________________________________

          (a)  The following documents are filed as part of this Report:

               3.   Exhibits:
                    _________

                    24   Power of Attorney

                    99.1 (a) Annual Certificateholders' Statement for the year ended December 31, 1997 - Series B.

                    99.1 (b) Annual Certificateholders' Statement for the year ended December 31, 1997 - Series C.

                    99.2 Examination Report of Independent Certified Public Accountants on the Monthly Servicer's Certificates. The Monthly Servicer's Certificates referred to therein are not attached to the Examination Report but will be made available upon request.

          (b)  Reports on Form 8-K filed with respect to fiscal 1997.
               ______________________________________________________


               Form 8-K dated February 18, 1997.

               Form 8-K dated March 17, 1997.

               Form 8-K dated April 15, 1997.

               Form 8-K dated May 15, 1997.

               Form 8-K dated June 16, 1997.

               Form 8-K dated July 15, 1997.

               Form 8-K dated August 15, 1997.

               Form 8-K dated September 15, 1997.

               Form 8-K dated October 15, 1997.

               Form 8-K dated November 12, 1997.

               Form 8-K dated November 17, 1997.

               Form 8-K dated December 15, 1997.

               Form 8-K dated January 15, 1998.

               In each of such filings other than the Form 8-K dated November 12, 1997, Monthly Certificateholders' Statements for Series B and C were reported. The Form 8-K dated November 12, 1997 reported certain amendments to the Master Pooling and Servicing Agreement dated as of September 5, 1988, by and between JCP Receivables, Inc.,
               J. C. Penney Company, Inc., as Servicer and The Fuji Bank and Trust Company.

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

                                     JCP RECEIVABLES, INC., on behalf of
                                     JCP Master Credit Card Trust,




     Dated:  March 25, 1998           By /S/ Catherine A. Walther
                                         ___________________________
                                         Catherine A. Walther
                                         President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                    Title                        Date
     _________                    _____                        ____


     /S/ C. A. Walther
     ____________________
     C. A. Walther         President (Principal Executive    March 25, 1998
                           and Financial Officer);
                           Director

     A. Williams*
     ___________________
     A. Williams           Secretary/Treasurer               March 25, 1998
                           (Principal Accounting
                           Officer)

     R. S. Funk*
     ___________________
     R. S. Funk            Director                          March 25, 1998


     J. J. Occhiogrosso*
     ___________________
     J. J. Occhiogrosso    Director                          March 25, 1998


     M. S. Rich*           Chairman of the Board;            March 25, 1998
     ___________________
     M. S. Rich            Director


     S. A. Saggese*
     ___________________
     S. A. Saggese         Director                          March 25, 1998





     *By /S/ C. A. Walther
         ____________________
         C. A. Walther
         Attorney-in-Fact

                                    EXHIBIT INDEX


     Exhibit
       No.                  Exhibit
     _______                _______


     24        Power of Attorney


     99.1(a) Annual Certificateholders' Statement for the year ended December 31, 1997 - Series B


     99.1(b) Annual Certificateholders' Statement for the year ended December 31, 1997 - Series C


     99.2 Examination Report of Independent Certified Public Accountants on the Monthly Servicer's Certificate