Form 10-K405
period 1998-12-31
JCP RECEIVABLES INC
filed 1999-03-31
CIK 833210

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                      FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998 Commission file number: 0-17270

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

                                 Title of each Class
                                 ___________________

                     8.95% Asset Backed Certificates, Series B
                     9.625% Asset Backed Certificates, Series C
                     5.50% Class A Asset Backed Certificates, Series E

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

          3.   Legal Proceedings.
               __________________

               None.

          4.   Submission of Matters to a Vote of Security Holders.
               ____________________________________________________

               None.

                                       PART II

          5.   Market  for Registrant's  Common  Equity and  Related Stockholder
               _________________________________________________________________
               Matters.
               ________

               There is currently no established public trading market for the 8.95% Asset Backed Certificates - Series B, the 9.625% Asset Backed Certificates - Series C or the 5.50% Class A Asset Backed Certificates - Series E (together, the "Certificates"), issued by JCP Master Credit Card Trust ("Trust"). As of the date hereof, there was one Certificateholder of record for each of Series B, Series C and Series E. As of December 31, 1998, J. C. Penney Company, Inc. ("JCPenney"), which indirectly wholly owns JCP Receivables, Inc. ("JCPR"), had purchased in the open market $430,690,000 of the Certificates. In addition, JCPR holds the Exchangeable Certificate issued by the Trust and evidencing the interest in the Trust not represented by the Certificates. As of February 28, 1999, the Exchangeable Certificate represented principal receivables aggregating approximately $334,632,374 or 22.57% of the principal receivables held by the Trust.

          6.   Selected Financial Data.
               ________________________

               Not applicable.

          7.   Management's Discussion and  Analysis of Financial  Condition and
               _________________________________________________________________
               Results of Operations.
               ______________________

               Not applicable.

          7A.  Quantitative and Qualitative Disclosures About Market Risk
               __________________________________________________________

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

          13.  Certain Relationships and Related Transactions.
               _______________________________________________

               None, except that information concerning the compensation paid to JCPR and JCPenney by the Trust is contained in Exhibits 99.1(a), 99.1(b) and 99.1(c) hereto, which is incorporated herein by reference.


                                       PART IV

          14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
               _________________________________________________________________

               (a)  The following documents are filed as part of this Report:

                    3.   Exhibits:
                         _________

                         24   Power of Attorney

                         99.1 (a) Annual Certificateholders' Statement for the year ended December 31, 1998 - Series B.

                         99.1 (b) Annual Certificateholders' Statement for the year ended December 31, 1998 - Series C.

                         99.1 (c) Annual Certificateholders' Statement for the year ended December 31, 1998 - Series E (Class A).

                         99.2 Examination Report of Independent Certified Public Accountants on the Monthly Servicer's Certificates. The Monthly Servicer's Certificates referred to therein are not attached to the Examination Report but will be made available upon request.

               (b)  Reports on Form 8-K filed with respect to fiscal 1998.
                    ______________________________________________________

                    Form 8-K dated February 16, 1998.

                    Form 8-K dated March 16, 1998.

                    Form 8-K/A dated March 16, 1998.

                    Form 8-K dated April 15, 1998.

                    Form 8-K/A dated April 15, 1998.

                    Form 8-K dated May 15, 1998.

                    Form 8-K/A dated May 15, 1998.

                    Form 8-K dated June 15, 1998.

                    Form 8-K/A dated June 15, 1998.

                    Form 8-K dated July 15, 1998.

                    Form 8-K/A dated July 15, 1998.

                    Form 8-K dated August 17, 1998.

                    Form 8-K/A dated August 17, 1998.

                    Form 8-K dated September 15, 1998.

                    Form 8-K/A dated September 15, 1998.

                    Form 8-K dated October 15, 1998.

                    Form 8-K/A dated October 15, 1998.

                    Form 8-K dated November 16, 1998.

                    Form 8-K/A dated November 16, 1998.

                    Form 8-K dated December 15, 1998.

                    Form 8-K/A dated December 15, 1998.

                    Form 8-K dated January 15, 1999.

                    Form 8-K/A dated January 15, 1999.


                    In each of such filings, other than the filings dated December 15, 1998 and January 15, 1999, Monthly Certificateholders' Statements for Series B and C were reported. On November 19, 1998, the Trust issued Series E. In the filings dated December 15, 1998 and January 15, 1999, Monthly Certificateholders' Statements for Series B, C, and E were reported.

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

                                      JCP RECEIVABLES, INC., on behalf of
                                      JCP Master Credit Card Trust,




     Dated:  March 31, 1999           By /S/ Catherine A. Walther
                                         _____________________________
                                         Catherine A. Walther
                                         President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                    Title                        Date
     _________                    _____                        ____


     /S/ C. A. Walther
     ____________________

     C. A. Walther         President (Principal Executive  March 31, 1999
                           and Financial Officer);
                           Director

     A. Williams*
     ___________________
     A. Williams           Secretary/Treasurer             March 31, 1999
                           (Principal Accounting
                           Officer)

     R. S. Funk*
     ___________________
     R. S. Funk            Director                        March 31, 1999


     J. J. Occhiogrosso*
     ___________________
     J. J. Occhiogrosso    Director                        March 31, 1999

     M. S. Rich*           Chairman of the Board;          March 31, 1999
     ___________________
     M. S. Rich            Director


     S. A. Saggese*
     ___________________
     S. A. Saggese         Director                        March 31, 1999

     *By /S/ C. A. Walther
         _____________________
         C. A. Walther
         Attorney-in-Fact

                                    EXHIBIT INDEX


     Exhibit
       No.                  Exhibit
     _______                _______


     24             Power of Attorney


     99.1(a) Annual Certificateholders' Statement for the year ended December 31, 1998 - Series B


     99.1(b) Annual Certificateholders' Statement for the year ended December 31, 1998 - Series C


     99.1(c) Annual Certificateholders' Statement for the year ended December 31, 1998 - Series E (Class A)


     99.2           Examination   Report   of   Independent   Certified   Public
                    Accountants on the Monthly Servicer's Certificates